Form 10-K
period 2013-12-31
FUELS INC
filed 2014-03-27
CIK 1120129

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2013

                                       Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                       Commission file number: 333-191164

                                   FUELS, INC.

             (Exact name of registrant as specified in its charter)



             Wyoming                                                                                          83-0326780
----------------------------------                                                                      ------------------------
State or other jurisdiction of                                                                              I.R.S. Employer
  incorporation or organization                                                                            Identification No.

                                                       P.O. Box 917, Casper, Wyoming, 82602
                                   ------------------------------------------------------------------------------
                                                (Address of principal executive offices) (Zip Code)

                                                Registrant's  telephone  number, including area code:
                                                                (307) 472-3000

                                            Securities  registered  pursuant  to Section 12(b) of the Act:
 Title of each class registered                                                                             Name of each exchange
                                                                                                            on which registered
----------------------------------                                                                        ------------------------
         Not Applicable                                                                                        Not Applicable

                                            Securities  registered  pursuant  to Section 12(g) of the Act:
                                                               Common Stock, $0.001
                                                                (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                 Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                            |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).



------------------------------------------------------- ----------- ---- ------------------------------ --------------
Large accelerated filer                                   [___]          Accelerated filer                  [___]
------------------------------------------------------- ----------- ---- ------------------------------ --------------
Non-accelerated filer                                     [___]          Smaller reporting company          [_X_]
------------------------------------------------------- ----------- ---- ------------------------------ --------------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $0 as of December 31, 2013, as the Company's common stock is not listed for trading on any public market.

There were 3,220,000 shares outstanding of the registrant's Common Stock as of March 27, 2014.





                                TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                       1
ITEM 1 A.               Risk Factors                                                                   6
ITEM 1 B.               Unresolved Staff Comments                                                      14
ITEM 2                  Properties                                                                     14
ITEM 3                  Legal Proceedings                                                              14
ITEM 4                  Mine Safety Disclosures                                                        14

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters             15
                        and Issuer Purchases of Equity Securities
ITEM 6                  Selected Financial Data                                                        15
ITEM 7                  Management's Discussion and Analysis of Financial Condition and                16
                        Results of Operations
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                     19
ITEM 8                  Financial Statements and Supplementary Data                                    19
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and                19
                        Financial Disclosure
ITEM 9 A.               Controls and Procedures                                                        19
ITEM 9 B                Other Information                                                              21

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                        21
ITEM 11                 Executive Compensation                                                         23
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management                 25
                        and Related Stockholder Matters
ITEM 13                 Certain Relationships and Related Transactions, and Director                   27
                        Independence
ITEM 14                 Principal Accounting Fees and Services                                         27

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                        28
SIGNATURES                                                                                             36


Note about Forward-Looking Statements

This Form 10-K contains forward-looking statements, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical facts. These forward-looking statements reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, they are not guarantees of future performance and there are a number of important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings we make with the Securities and Exchange Commission under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "We," "Us," "Our," "Fuels," or the "Company" are to Fuels, Inc. Unless otherwise indicated all amounts are United States Dollars.

HISTORY OF FUELS, INC.

Our Company, Fuels, Inc., was formed May 25, 1999. We are a Wyoming corporation organized for the purpose of engaging in the acquisition, exploration, and if warranted, development of natural resource properties and prospects located in the state of Wyoming and may participate in oil and gas prospects located in the states of Wyoming, Kansas, New Mexico, Texas, Oklahoma and Colorado. Our main emphasis will be to acquire, either by lease, farmout, or purchase, an interest in oil or gas prospects or properties for exploration, when available, with third parties.

Our executive offices are located in Casper, Wyoming, our contact information is P.O. Box 917, Casper, Wyoming, 82602 and the telephone number is (307) 472-3000.

COMPANY OVERVIEW

We have been inactive during the last 5 years. In February 2013, we issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides us with an 82.5% interest in the oil and gas lease. The oil and gas lease covers 1,280 gross acres. As a result of the Assignment, we maintain an 82.5% interest in the lease with a 100% working interest.

We have no recent operating history and no representation is made, nor is any intended that we will able to carry on our activities profitably. The viability of the proposed business effort is dependent upon sufficient funds being raised, of which there is no assurance. Roy C. Smith, President, Chief Executive Officer and director as well as Michael R. Butler and Everett M. Gordon have prior experience in the acquisition, evaluation, exploration and development of oil and gas properties. Roy C. Smith, Michael R. Butler and Everett M. Gordon devote part-time efforts to our affairs.

Areas of Interest and Property
------------------------------

A primary area of interest is the geologic province which consists of numerous oil and gas productive areas and zones. We have a working interest in one lease, and because of varying geologic conditions across central and eastern Wyoming, it is impossible to predict with accuracy what geologic situation might be encountered on specific leases. There is no producing acreage and no reserves.

Our acreage is located in Natrona County, Wyoming consisting of 1,280 gross acres. The lease was originally acquired by Robert G. Fowler in 2006. There were three criteria used in selecting the lease: a) it is near to known production of oil; b) it is located in a proven oil producing area; and c) the production potential is from relatively shallow formations, up to 5,000 ft.

We may participate in a well on this acreage with industry partners, on terms not yet determined. If a well is productive, we would drill other wells with our partners.

We will consider the following criteria when evaluating whether to acquire or participate in an oil and gas prospect:

1)   proximity to existing production;
2)   depth of existing productions;
3)   location in a known producing region;
4)   whether there is well control data from nearby drill sites;
5)   geologic evaluations by local geologists of production potential;
6)   reasonable cost of acquisition;
7) term of lease and drilling commitment, if any; and 8) reasonable drilling cost estimates.

Geology of Oil and Gas Lease Prospect
-------------------------------------

Our oil and gas lease in Natrona County, Wyoming is located the central part of Wyoming. The lease is located near the CastleCreek Field which was first drilled to a depth of 5,036 feet in 1951. The Castle Creek field has had a cumulative production of 32,375 bbls and 13,444 Mcfs of gas at the end of 2012. The areas of the lease lie within the Wind River Basin to the south of the Casper Arch.

The Casper Arch is a structural arch that is a transitional area between the Bighorn and Laramie Mountains and the Powder River and Wind River Basin. This area is primarily an uplifted area that is not high enough to form a mountain range. The rocks of the Wind River Basin thrust southwestward overriding the synclinal axis of the Wind River Basin. The Wind River Basin is a west-east trending, asymmetrical intermontane basin covering about 11,700 square miles. The Basin is bounded on the west by the Wind River Mountains and on the north by the Owl Creek Mountains. The Wind River Basin is about 200 miles long and 100 miles wide.

Rocks in the area range in age from Precambrian to Tertiary. The southeast part of the Wind River Basin contains the thickest section of sedimentary rock. Precambrian crystalline basement rocks here are as much as 21,000 to 22,000 feet deep. The most prolific areas in the Basin have been the Tensleep, Sandstone, Land Formation, Fort Union Formation, Muddy Sandstone, and Mesaverde Formation.

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition.
------------

There are a large number of companies and individuals engaged in the exploration for minerals and oil and gas; accordingly, there is a high degree of competition for desirable properties. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do.

Markets.
--------

The availability of a ready market for oil and gas discovered, if any, will depend on numerous factors beyond our control, including the proximity and capacity of refineries, pipelines, and the effect of state regulation of production and of federal regulations of products sold in interstate commerce, and recent intrastate sales. The market price of oil and gas are volatile and beyond our control. The market for natural gas is also unsettled, and gas prices have increased dramatically in the past four years with substantial fluctuation, seasonally and annually.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is no assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There presently exists an oversupply of gas in the certain areas of the marketplace due to pipeline capacity, the extent and duration of which is not known. Such oversupply may result in restrictions of purchases by principal gas pipeline purchasers.

Effect of Changing Industry Conditions on Drilling Activity.
------------------------------------------------------------

Lower oil and gas prices have caused a decline in drilling activity in the U.S. from time to time. However, such reduced activity has also resulted in a decline in drilling costs, lease acquisition costs and equipment costs, and an improvement in the terms under which drilling prospects are generally available. We cannot predict what oil and gas prices will be in the future and what effect those prices may have on drilling activity in general, or on our ability to generate economic drilling prospects and to raise the necessary funds with which to drill them.

Federal Regulations.
--------------------

Governmental Regulation and Environmental Consideration.
--------------------------------------------------------

Oil and Gas: The oil and gas business in the United States is subject to regulation by both federal and state authorities, particularly with respect to pricing, allowable rates of production, marketing and environmental matters.

The production of crude oil and gas has, in recent years, been the subject of increasing state and federal controls. No assurance can be given that newly imposed or changed federal laws will not adversely affect the economic viability of any oil and gas properties we may acquire in the future. Federal income and "windfall profit" taxes have in the past affected the economic viability of such properties.

The above paragraphs only give a brief overview of potential state and federal regulations. Because we have only acquired specific properties, and because of the wide range of activities in which we may participate, it is impossible to set forth in detail the potential impact federal and state regulations may have on us.

Compliance with Environmental Laws and Regulations.
--------------------------------------------------

Our operations are subject to local, state and federal laws and regulations governing environmental quality and pollution control. To date our compliance with these regulations has had no material effect on our operations, capital, earnings, or competitive position, and the cost of such compliance has not been material. We are unable to assess or predict at this time what effect additional regulations or legislation could have on our activities.

The Department of Energy. The Department of Energy Organization Act (Pub. L. No. 95-91) became effective October 1, 1977. Under this Act various agencies, including the Federal Energy Administration (FEA) and the Federal Power Commission (FPC), have been consolidated to constitute the cabinet-level Department of Energy (DOE). The Economic Regulatory Administration (ERA), a semi-independent administration within the DOE, now administers most of the regulatory programs formerly managed by the FEA, including oil pricing and allocation. The Federal Energy Regulatory Commission (FERC), an independent agency within the DOE, has assumed the FPC's responsibility for natural gas regulation.

Regulation and Pricing of Natural Gas. Our operations may be subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) with respect to the sale of natural gas for resale in interstate and intrastate commerce. State regulatory agencies may exercise or attempt to exercise similar powers with respect to intrastate sales of gas. Because of its complexity and broad scope, the price impact of future legislation on the operation of us cannot be determined at this time.

Crude Oil and Natural Gas Liquids Price and Allocation Regulation.
------------------------------------------------------------------

Pursuant to Executive Order Number 12287, issued January 28, 1981, President Reagan lifted all existing federal price and allocation controls over the sale and distribution of crude oil and natural gas liquids. Executive Order Number 12287 was made effective as of January 28, 1981, and consequently, sales of crude oil and natural gas liquids after January 27, 1981 are free from federal regulation. The price for such sales and the supplier-purchaser relationship will be determined by private contract and prevailing market conditions. As a result of this action, oil which may be sold by us will be sold at deregulated or free market prices. At various times, certain groups have advocated the reestablishment of regulations and control on the sale of domestic oil and gas.

State Regulations.
-----------------

Our production of oil and gas, if any, will be subject to regulation by state regulatory authorities in the states in which we may produce oil and gas. In general, these regulatory authorities are empowered to make and enforce regulations to prevent waste of oil and gas and to protect correlative rights and opportunities to produce oil and gas as between owners of a common reservoir. Some regulatory authorities may also regulate the amount of oil and gas produced by assigning allowable rates of production.

Proposed Legislation.
---------------------

A number of legislative proposals have been and probably will continue to be introduced in Congress and in the legislatures of various states, which, if enacted, would significantly affect the petroleum industries. Such proposals and executive actions involve, among other things, the imposition of land use controls such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas. At present, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have. However, President Clinton's establishment of numerous National Monuments by executive order has had the effect of precluding drilling across vast areas of the Rocky Mountain West.

Environmental Laws.
-------------------

Oil and gas exploration and development are specifically subject to existing federal and state laws and regulations governing environmental quality and pollution control. Such laws and regulations may substantially increase the costs of exploring for, developing, or producing oil and gas and may prevent or delay the commencement or continuation of a given operation.

All of our operations involving the exploration for or the production of any minerals are subject to existing laws and regulations relating to exploration procedures, safety precautions, employee health and safety, air quality standards, pollution of stream and fresh water sources, odor, noise, dust, and other environmental protection controls adopted by federal, state and local governmental authorities as well as the right of adjoining property owners. We may be required to prepare and present to federal, state or local authorities data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. All requirements imposed by any such authorities may be costly, time consuming, and may delay commencement or continuation of exploration or production operations.

It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that, as a consequence, our activities may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to us and delays, interruptions, or a termination of operations, the extent to which cannot now be predicted.

Title to Properties.
--------------------

We are not the record owner of our interest in our properties and rely instead on contracts with the owner or operator of the property, pursuant to which, among other things, we have, is the right to have our interest placed of record. As is customary in the oil and gas industry, a preliminary title examination will be conducted at the time unproved properties or interests are acquired by us. Prior to commencement of drilling operations on such acreage and prior to the acquisition of proved properties, we will conduct a title examination before proceeding with operations or the acquisition of proved properties, as we may deem appropriate.

Our properties are subject to royalty, overriding royalty and other interests customary in the industry, liens incident to agreements, current taxes and other burdens, minor encumbrances, easements and restrictions. Although we are not aware of any material title defects or disputes with respect to its undeveloped acreage, to the extent such defects or disputes exist, we would suffer title failures.

Number of Persons Employed.
--------------------------

As of December 31, 2013, we had no full-time employees. Officers and Directors work on an as needed part-time basis up to 5 hours per week.

ITEM 1A. RISK FACTORS
---------------------


                            OUR COMPANY RISK FACTORS

Our business is a development stage company and unproven and therefore risky.
-----------------------------------------------------------------------------

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the energy business, especially in view of the intense competition from existing businesses in the industry.

We are an "emerging  growth  company" under the Jumpstart Our Business  Startups
--------------------------------------------------------------------------------
Act. We cannot be certain if the reduced  reporting  requirements  applicable to
--------------------------------------------------------------------------------
emerging  growth  companies will make our shares of common stock less attractive
--------------------------------------------------------------------------------
to investors.
------------

We are and will remain an "emerging growth company" until the earliest to occur of (a) the last day of the fiscal year during which its total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (b) the last day of the fiscal year following the fifth anniversary of its initial public offering, (c) the date on which we, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (d) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act.

For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find its shares of common stock less attractive because we will rely on some or all of these exemptions. If potential investors find our shares of common stock less attractive as a result, there may be a less active trading market for its shares of common stock and its stock price may be more volatile.

Notwithstanding the above, we are also currently a "smaller reporting company", meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year.

If we avail ourselves of certain exemptions from various reporting requirements, the reduced disclosure may make it more difficult for investors and securities analysts to evaluate the Company and may result in less investor confidence.

We have both a minimal  operating  history  and a lack of  revenue  history  and
--------------------------------------------------------------------------------
investors cannot view our past performance since we are a start-up company.
--------------------------------------------------------------------------

We were formed on May 25, 1999 for the purpose of engaging in any lawful business and have adopted a plan to engage the acquisition, exploration, and if warranted, development of natural resource properties in the last year. We have had no revenues in the last five years. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

We are not diversified and we will be dependent on only one business.
---------------------------------------------------------------------

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the energy industry and therefore increase the risks associated with our operations due to lack of diversification.

We can give no assurance of success or profitability to our investors.
---------------------------------------------------------------------

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits, or that the market price of our common stock will be increased thereby.

We have a shortage of working  capital in the future which could  jeopardize our
--------------------------------------------------------------------------------
ability to carry out our business plan.
---------------------------------------

Our capital needs consist primarily of expenses related to geological evaluation, general and administrative and potential exploration participation and could exceed $250,000 in the next twelve months. Such funds are not currently committed, and at the time of this filing we do not have cash on hand to support our operations.

We have no operating history and no revenues and it may be unlikely that we will raise that additional working capital.

We will have significant additional financing requirements to fund our future activities.

If we find oil and gas reserves to exist on a prospect we will need substantial additional financing to fund the necessary exploration and development work. Furthermore, if the results of that exploration and development work are successful, we will need substantial additional funds for continued development. We will not have sufficient proceeds from this offering to conduct such work and, therefore, we will need to obtain the necessary funds either through debt or equity financing, some form of cost-sharing arrangement with others, or the sale of all or part of the property. There is no assurance that we will be successful in obtaining any financing. These various financing alternatives may dilute the interest of our shareholders and/or reduce our interest in the properties. (See "Use of Proceeds" and "Our Business")

We may depend upon outside  advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

Our  officers  and  directors  are not  employed  full-time by us which could be
--------------------------------------------------------------------------------
detrimental to the business.
---------------------------

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 5 hours per week. (See "Executive Team")

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

Our  officers and  directors  may have  conflicts  of interest  which may not be
--------------------------------------------------------------------------------
resolved favorably to us.
------------------------

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers", and "Conflicts of Interest". Our officers are spending part-time in this business - up to 5 hours per week.

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Wyoming Statute.
---------------

Wyoming Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

Our directors' liability to us and shareholders is limited
----------------------------------------------------------

Wyoming Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

                      RISK FACTORS RELATING TO OUR BUSINESS

Our business,  the oil and gas business has numerous risks which could render us
--------------------------------------------------------------------------------
unsuccessful.
------------

The search for new oil and gas reserves frequently results in unprofitable efforts, not only from dry holes, but also from wells which, though productive, will not produce oil or gas in sufficient quantities to return a profit on the costs incurred. There is no assurance we will find or produce oil or gas from any of the undeveloped acreage farmed out to us or which may be acquired by us, nor are there any assurances that if we ever obtain any production it will be profitable. (See "Business and Properties")

We have  substantial  competitors who have an advantage over us in resources and
--------------------------------------------------------------------------------
management.
----------

We are and will continue to be an insignificant participant in the oil and gas business. Most of our competitors have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying and developing or exploring suitable prospects. Competitors resources could overwhelm our restricted efforts to acquire and explore oil and gas prospects and cause failure of our business plan.

We will experience substantial competition for supplies in the energy industry.
------------------------------------------------------------------------------

We will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we do. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on us.

We will be subject to all of the market forces in the energy  business,  many of
--------------------------------------------------------------------------------
which could pose a significant risk to our operations.
------------------------------------------------------

The marketing of natural gas and oil which may be produced by our prospects will be affected by a number of factors beyond our control. These factors include the extent of the supply of oil or gas in the market, the availability of competitive fuels, crude oil imports, the world-wide political situation, price regulation, and other factors. Recently, there have been dramatic fluctuations in oil prices. Any significant decrease in the market prices of oil and gas could materially affect our profitability of oil and gas activities.

There generally are only a limited number of gas transmission companies with existing pipelines in the vicinity of a gas well or wells. In the event that producing gas properties are not subject to purchase contracts or that any such contracts terminate and other parties do not purchase our gas production, there is assurance that we will be able to enter into purchase contracts with any transmission companies or other purchasers of natural gas and there can be no assurance regarding the price which such purchasers would be willing to pay for such gas. There may, on occasion, be an oversupply of gas in the marketplace or in pipelines, the extent and duration may affect prices adversely. Such oversupply may result in reductions of purchases and prices paid to producers by principal gas pipeline purchasers.

Our business is subject to significant weather interruptions.
-------------------------------------------------------------

Our activities may be subject to periodic interruptions due to weather conditions. Weather-imposed restrictions during certain times of the year on roads accessing properties could adversely affect our ability to benefit from production on such properties or could increase the costs of drilling new wells because of delays.

We are subject to significant operating hazards and uninsured risk in the energy
--------------------------------------------------------------------------------
industry.
--------

Our proposed operations will be subject to all of the operating hazards and risks normally incident to exploring, drilling for and producing oil and gas, such as encountering unusual or unexpected formations and pressures, blowouts, environmental pollution and personal injury. We will maintain general liability insurance but we have not obtained insurance against such things as blowouts and pollution risks because of the prohibitive expense. Should we sustain an uninsured loss or liability, or a loss in excess of policy limits, our ability to operate may be materially adversely affected.

We are  subject  to Federal  Income Tax laws and  changes  therein  which  could
--------------------------------------------------------------------------------
adversely impact us.
-------------------

Federal income tax laws are of particular significance to the oil and gas industry in which we intend to engage. Legislation has eroded various benefits of oil and gas producers and subsequent legislation could continue this trend. Congress is continually considering proposals with respect to Federal income taxation which could have a material adverse effect on our future operations and on our ability to obtain risk capital which our industry has traditionally attracted from taxpayers in high tax brackets.

We are subject to substantial government regulation in the energy industry which
-------------------------------------------------------------------------------
could adversely impact us.
-------------------------

The production and sale of oil and gas are subject to regulation by state and federal authorities, the spacing of wells and the prevention of waste. There are both federal and state laws regarding environmental controls which may necessitate significant capital outlays, resulting in extended delays, materially affect our earnings potential and cause material changes in the in our proposed business. We cannot predict what legislation, if any, may be passed by Congress or state legislatures in the future, or the effect of such legislation, if any, on us. Such regulations may have a significant affect on our operating results.

We believe  investors  should consider  certain negative aspects of our proposed
--------------------------------------------------------------------------------
operations.
----------

Dry  Holes:   We  may  expend   substantial   funds  acquiring  and  potentially
participating in exploring properties which we later determine not to be productive. All funds so expended will be a total loss to us.

Technical Assistance: We will find it necessary to employ technical assistance in the operation of our business. As of the date of this Prospectus, we have not contracted for any technical assistance. When we need it such assistance is likely to be available at compensation levels we would be able to pay.

Uncertainty of Title: We will attempt to acquire leases or interests in leases by option, lease, farmout or by purchase. The validity of title to oil and gas property depends upon numerous circumstances and factual matters (many of which are not discoverable of record or by other readily available means) and is subject to many uncertainties of existing law and our application. We intend to obtain an oil and gas attorney's opinion of valid title before any significant expenditure upon a lease.

Government Regulations: The area of exploration of natural resources has become significantly regulated by state and federal governmental agencies, and such regulation could have an adverse effect on our operations. Compliance with statutes and regulations governing the oil and gas industry could significantly increase the capital expenditures necessary to develop our prospects.

Nature of our Business: Our business is highly speculative, involves the commitment of high-risk capital, and exposes us to potentially substantial losses. In addition, we will be in direct competition with other organizations which are significantly better financed and staffed than we are.

General Economic and Other Conditions: Our business may be adversely affected from time to time by such matters as changes in general economic, industrial and international conditions; changes in taxes; oil and gas prices and costs; excess supplies and other factors of a general nature.

We will be subject to many factors beyond our control.
-----------------------------------------------------

The acquisition, exploration, development, production and sale of oil and gas are subject to many factors which are outside our control. These factors include general economic conditions, proximities to pipelines, oil import quotas, supply and price of other fuels and the regulation of transportation by federal and state governmental authorities.

We anticipate substantial competition in our effort to explore oil and gas properties and may have difficulty in putting together drilling participants and getting prospects drilled and explored. Established companies have an advantage over us because of substantially greater resources to devote to property acquisition and to obtain drilling rigs, equipment and personnel. If we are unable to compete for capital, participation and drilling rigs, equipment and personnel, our business will be adversely affected.


                        RISK FACTORS RELATED TO OUR STOCK

Our present and future shareholders will suffer dilution by new issuances in the
--------------------------------------------------------------------------------
future which may occur.
----------------------

Upon the sales of shares, there may be substantial dilution to our Security holders. The sale price of our shares is substantially higher than the pro forma current net tangible book value per share of our outstanding common stock. The net tangible book value attributable to our shares as of December 31, 2013 and 2012 was $0 per share, respectively. Net tangible book value per share of common stock is determined by dividing the number of outstanding shares of common stock into the net tangible book value attributable to our common stock, which are our total tangible assets less our total liabilities.

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
-----------------------------------------------

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

We will pay no foreseeable dividends in the future.
---------------------------------------------------

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

No public  market  exists  for our common  stock at this  time,  and there is no
--------------------------------------------------------------------------------
assurance of a future market.
----------------------------

There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.
Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
-----------------

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Rule 144 sales in the future may have a depressive effect on our stock price.
-----------------------------------------------------------------------------

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Our stock  will in all  likelihood  be thinly  traded and as a result you may be
--------------------------------------------------------------------------------
unable  to sell at or near ask  prices or at all if you need to  liquidate  your
--------------------------------------------------------------------------------
shares.
-------

The shares of our common stock, if listed, may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our Securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common Securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of our Company.

Our common stock may be volatile,  which  substantially  increases the risk that
--------------------------------------------------------------------------------
you may not be able to sell your  Securities  at or above the price that you may
--------------------------------------------------------------------------------
pay for the security.
--------------------

Because of the limited trading market expected to develop for our common stock and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your Securities in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our Securities may suffer greater declines because of our price volatility.

The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to the following:

o    Variations in our quarterly operating results;
o    Loss of a key relationship or failure to complete significant transactions;
o    Additions or departures of key personnel; and
o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our new  investors  will  suffer  a  disproportionate  risk  and  there  will be
--------------------------------------------------------------------------------
immediate dilution of purchasers' investments.
---------------------------------------------

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, in the future new investors will bear most of the risk of loss.

Our business is highly speculative and the investment is therefore risky.
------------------------------------------------------------------------

Due to the speculative nature of our business, it is probable that the investment in shares offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2. PROPERTIES
------------------

FACILITIES

Our executive offices are located in Casper, Wyoming at P.O. Box 917, Casper, Wyoming, 82602 and the telephone number is (307)472-3000.

REAL PROPERTY

None.

OIL AND GAS PROPERTIES

- 82.5% Interest in Oil and Gas Lease Natrona County, Wyoming, T38N, R81W, Sections 15 All and 20 All, Gross acres 1,280, as described more fully in
     Item 1.

 PATENTS AND PATENT APPLICATIONS

 None.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Fuels anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Fuels cannot assure that their ultimate disposition will not have a materially adverse effect on the Company's business, financial condition, cash flows or results of operations. The Company is not a party to any pending legal proceedings, nor is the Company aware of any civil proceeding or government authority contemplating any legal proceeding as of the date of this filing.


ITEM 4.  MINE AND SAFETY DISCLOSURES
----------------------------------

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Currently there is no public trading market for our stock, and we have not applied to have the common stock quoted for trading in any venue. We intend to apply to have the common stock quoted on the OTC Bulletin Board in the Spring of 2014.

Holders

As of December 31, 2013, the Company had approximately 42 holders of record of the Common Stock. Since a portion of the Company's common stock may be held in "street" or nominee name, the Company is unable to determine the exact number of beneficial holders.

Dividend Policy

The Company currently anticipates that it will retain all of its earnings to finance the operation and expansion of its business, and therefore does not intend to pay dividends on its Common Stock in the foreseeable future. Since its inception, the Company has never declared or paid any cash dividends on its Common Stock. Any determination to pay dividends in the future is at the discretion of the Company's Board of Directors and will depend upon the Company's financial condition, results of operations, capital requirements, limitations contained in loan agreements and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

We made unregistered sales and issuances of our securities during the years ended December 31, 2013 and 2012 as follows:


                                                                     ($) PAID PER
              NAME                         COMMON SHARES               SECURITY         DATE OF PURCHASE
---------------------------------- ------------------------------ -------------------- --------------------
 Robert G. Fowler                     2,500,000                Assignment          February 2013


EXEMPTIONS FROM REGISTRATION FOR UNREGISTERED SALES

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The individual that issued the unregistered securities was known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

Not applicable.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We had no operations prior to 2011 and we did not have any revenues during the years ended December 31, 2013 and 2012. We did not recognize any income in the years ended December 31, 2012 and 2011,. We have minimal capital, moderate cash and only our intangible assets which consist of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Our plan of operations is as follows:


Milestones

           1st Quarter 2014                 Permit & Drilling Syndication; Seeking Other Prospects
                                            Close of Registration Statement

           2nd Quarter 2014                 Permit & Drilling Syndication;Seeking Additional Capital for
                                            Company;
                                            Submission of 15C211 Application to FINRA

           3rd Quarter 2014                 Permit & Drilling Syndication; Seeking Additional Capital
                                            Begin Drilling Operations

Our Budget for operations in next year is as follows:

                                                                                      Maximum
Geological evaluation of lease expenses and acquire leases                                           $25,000
General and administrative expenses                                                                  $25,000
Working Capital for costs of assessment, drilling permits,
     syndication and consultants                                                                     $75,000
                                                                       --------------------------------------
                                                                                                    $125,000

We will need substantial additional capital to support our proposed future energy operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties. If our initial prospect appears uneconomical after evaluation we will seek other prospects it the area to acquire or farm into.

Decisions regarding future participation in exploration wells or geophysical studies or other activities will be made on a case-by-case basis. We may, in any particular case, decide to participate or decline participation. If participating, we may pay our proportionate share of costs to maintain our proportionate interest through cash flow or debt or equity financing. If participation is declined, we may elect to farmout, non-consent, sell or otherwise negotiate a method of cost sharing in order to maintain some continuing interest in the prospect.

We are proposing an offering of convertible promissory notes in the Spring of 2014 to raise $125,000. The convertible promissory notes are expected to have a 6% interest rate to commence in the Spring of 2014 to support our efforts in assessing our prospect for oil and gas and exploration. The convertible promissory notes are expected to have a term of 1 to 2 years. We cannot make any assurances that we will be able to raise such funds or any additional funds that may be needed.

We many also consider a private placement of our restricted common stock, if the market conditions allow at the time. No price, schedule or terms for such an offering has been determined at this time. We expect to expend funds on a quarterly basis, as follows:

1st Quarter 2014                                                $35,000
2nd Quarter 2014                                                 35,000
3rd Quarter 2014                                                 40,000
4th Quarter 2014                                                 20,000
                                                    --------------------
Total                                                          $125,000


RESULTS OF OPERATIONS
---------------------

For the Year Ended  December  31, 2013  Compared to the Year Ended  December 31,
2012

During the year ended December 31, 2013 and 2012, we did not have revenues or expenses due to our lack of operations, as explained above.


LIQUIDITY
---------

December 31, 2013

We had no cash or other liquid assets at December 31, 2013. Our only asset at December 31, 2013, was our working interest in the oil and gas lease in Natrona County, Wyoming. We will be reliant upon shareholder loans or private placements of our equity to fund any kind operations. We have not secured any sources of loans or private placements at this time. Due to this the Company did not have any cash flows during the year ended December 31, 2013 and 2012.

In February 2013, we issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for us to retain 82.5% of the working interest.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Our assets and liabilities were $0 as of December 31, 2013.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

Critical Accounting Policies

Oil and Gas Properties, Full Cost Method

The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realization of unproved properties, taken as a whole, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties will be amortized using the units of production method.

In applying the full cost method, the Company will perform an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the "estimated present value," of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

Stock-Based Compensation

The Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

Fair Value of Financial Instruments

The carrying amount of accounts payable is considered to be representative of respective fair values because of the short-term nature of these financial instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Our Company's business activities contain elements of risk. Neither our investments nor an investment in us is intended to constitute a balanced investment program.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The audited financial statements of Fuels, Inc. for the years ended December 31, 2013 and 2012 appear at the end of the document on page 29.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, Mr. Smith and Mr. Butler, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Smith and Mr. Butler have concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, consisting of Mr. Smith, our Chief Executive Officer and Mr. Butler, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

         - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

         - Provide  reasonable  assurance  that  transactions  are  recorded  as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

         - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

The following table sets forth information as to persons who currently serve as Fuels, Inc., directors or executive officers, including their ages as of December 31, 2013.

------------------------------- ---------------- ----------------------------
             Name                     Age                 Position
------------------------------- ---------------- ----------------------------
Roy C. Smith                          57         President and Director
------------------------------- ---------------- ----------------------------
Michael R. Butler                     59         Secretary/Treasurer and
------------------------------- ---------------- ----------------------------
                                                 Director
------------------------------- ---------------- ----------------------------
Everett M. Gordon                     76         Director
------------------------------- ---------------- ----------------------------

Fuels' directors are elected by the Company's shareholders and hold office until their successors are duly elected and qualified under Fuels' bylaws.

Unless otherwise indicated, the directors named above will serve until the next annual meeting of Fuels stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of the directors and Officers of Fuels, indicating the principal occupation and employment during that period by each, and the name and principal business of the organizations by which they were employed.

ROY C. SMITH, age 57, has been President and a Director of Fuels, Inc. since inception. Mr. Smith attended the University of Wyoming and Casper College. He earned an A.S.S. in Marketing. He began his career in the Oil and Gas business with his father Charles B. Smith in Gillette, Wyoming. From 1978 until present, including the last 5 years, he has been a self-employed independent Landman. Mr. Smith was the President and a Director of Garner Investment, Inc. (nka Hinto Energy, Inc.) from 2006 until 2011.

Mr. Smith brings to the Board of Directors and management of the Company, not only his experience in business, but his 35 years of experience in the oil and gas industry and specifically in the state of Wyoming.

MICHAEL R. BUTLER, age 59, is Secretary/Treasurer and a Director of Fuels, Inc. since inception. Mr. Butler was employed for 19 years by Amoco Production Company, an oil and gas producing company operating in the state of Wyoming. In 1997 and 1998, Mr. Butler owned and operated a farm/ranch west of Casper, Wyoming. Mr. Butler has been trained in and has experience in waterflood injection, oil and gas producing operations, maintenance, and wetland development. Mr. Butler is currently a Director of Hindsight, Inc. dba Oil City Printers, a commercial printing business (since 1988). Mr. Butler was a Director and Secretary/Treasurer of Garner Investments, Inc. (nka Hinto Energy, Inc.) from 2006 to 2011. The Art Boutique, Inc. (1996 to 2003), Phillips 44, Inc., (1998 - 2001) and Tempus, Inc. (1997 - 2000).

Mr. Butler provides the Board of Directors and management with not only his experience in business management and management of public companies, but also his experience in the oil and gas industry.

EVERETT M. GORDON, age 76, has been a Director of Fuels, Inc. since 1998. Mr. Gordon was employed for 30 years by U.S. Steel Corporation. His last position with U.S. Steel Corporation was as the Director of Corporate Safety. The position was responsible for administering the corporate safety function for all steel operations, divisions and subsidiaries. Mr. Gordon retired in March of 1996. In his retirement he has served as the director of Fuels, Inc. and has been involved in the development of projects in the oil and gas industry.

Mr. Gordon provides the Board of Directors with experience in business management.

Our officers are spending up to 5 hours per week on our business at this time.

No appointee for a director position has been found guilty of any civil regulatory or criminal offense or is currently the subject of any civil regulatory proceeding or any criminal proceeding.

CONFLICTS OF INTEREST

Conflicts of Interest - General.
--------------------------------

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 5 hours per week.

Conflicts of Interest - Corporate Opportunities
-----------------------------------------------

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

Fuels is managed under the direction of its board of directors.

         Executive Committee

         Fuels does not have an Executive Committee at this time.

         Audit Committee

         Fuels does not have an Audit Committee, at this time but plans to institute an audit committee in the future.

         Compensation Committee

         Fuels does not have a Compensation Committee at this time but plans to institute a Compensation Committee in the future.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

         - Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         - Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

         - Compliance with applicable governmental laws, rules and regulations;

         - The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

         - Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information concerning compensation of the President and our most highly compensated executive officers for the fiscal years ended December 31, 2013, 2012 and 2011 the ("Named Executive Officers"):

                      SUMMARY EXECUTIVES COMPENSATION TABLE

--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------
                                                                                 Non-qualified
                                                                 Non-equity         deferred
                                          Stock      Option    incentive plan     compensation       All other
    Name &              Salary    Bonus    awards     awards    compensation        earnings       compensation    Total
   Position      Year     ($)      ($)       ($)       ($)           ($)              ($)               ($)         ($)
--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------

--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------
Roy C. Smith,    2013      0        0         0         0             0                0                 0           0
President
--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------
                 2012      0        0         0         0             0                0                 0           0
--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------
                 2011      0        0         0         0             0                0                 0           0
--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------

--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------
Michael R.
Butler,
Secretary and
Treasurer        2013      0        0         0         0             0                0                 0           0
--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------
                 2012      0        0         0         0             0                0                 0           0
--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------
                 2011      0        0         0         0             0                0                 0           0
--------------- ------- -------- -------- ---------- --------- ---------------- ----------------- ---------------- -------


CONTRACTOR AGREEMENTS AND TERMINATION OF CONTRACTOR AND CHANGE-IN-CONTROL ARRANGEMENTS

Our officers do not have employment or consulting agreements with the Company.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

The Company did not make any grants of options during the year ended December 31, 2013.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The Company did not make any equity awards to its officers and/or directors during the years ended December 31, 2013, 2012 and 2011.



                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the years ended December 31, 2013:


------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------


                                 Fees                                              Non-qualified
                                 earned                            Non-equity         deferred
                                 or paid    Stock     Option     incentive plan     compensation
                                  in cash   awards    awards      compensation        earnings         All other      Total
         Name             Year      ($)       ($)        ($)           ($)              ($)         compensation ($)   ($)
------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------

------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------
Roy C. Smith              2013     $ -0-     $ -0-      $ -0-         $ -0-            $ -0-             $ -0-        $ -0-
------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------

------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------
Michael R. Butler         2013     $ -0-     $ -0-      $ -0-         $ -0-            $ -0-             $ -0-        $ -0-
------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------

------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------
Everett M. Gordon         2013     $ -0-     $ -0-      $-0-          $ -0-             $-0-             $ -0-        $ -0-
------------------------ ------- ---------- --------- ---------- ---------------- ----------------- ----------------- -------


All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

Directors receive no compensation for serving.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Fuels, Inc. officers and directors are indemnified as provided by the Wyoming Revised Statutes and the bylaws.

Under the Wyoming Revised Statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless it is specifically limited by a company's Articles of Incorporation. Our Articles of Incorporation do not specifically limit the directors' immunity. Excepted from that immunity are: (a) a willful failure to deal fairly with us or our shareholders in connection with a matter in which the director has a material conflict of interest; (b) a violation of criminal law, unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful; (c) a transaction from which the director derived an improper personal profit; and (d) willful misconduct.

Our bylaws provide that it will indemnify the directors to the fullest extent not prohibited by Wyoming law; provided, however, that we may modify the extent of such indemnification by individual contracts with the directors and officers; and, provided, further, that we shall not be required to indemnify any director or officer in connection with any proceeding, or part thereof, initiated by such person unless such indemnification: (a) is expressly required to be made by law,
(b) the proceeding was authorized by the board of directors, (c) is provided by us, in sole discretion, pursuant to the powers vested under Wyoming law or (d) is required to be made pursuant to the bylaws.

Our bylaws provide that it will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer of us, or is or was serving at the request of us as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under the bylaws or otherwise.

Our bylaws provide that no advance shall be made by us to an officer except by reason of the fact that such officer is or was our director in which event this paragraph shall not apply, in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of us.



ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------


The following table sets forth information with respect to the beneficial ownership of Fuels, Inc. outstanding common stock by:

o each person who is known by Fuels to be the beneficial owner of five percent (5%) or more of Fuels's common stock;

o Fuels's chief executive officer, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of the Company's common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Fuels, Inc. common stock that Fuels believes was beneficially owned by each person or entity as of December 31, 2013.


---------------------------- -------------------------------- ----------------------- -----------------------
                             Name and Address of Beneficial    Amount and Nature of
      Title of Class                      Owner                  Beneficial Owner      Percent of Class (1)
---------------------------- -------------------------------- ----------------------- -----------------------

---------------------------- -------------------------------- ----------------------- -----------------------
Common shares                Robert G. Fowler (2)                          2,560,000                   79.5%
                             P.O. Box 3574
                             Casper, WY 82602
---------------------------- -------------------------------- ----------------------- -----------------------

---------------------------- -------------------------------- ----------------------- -----------------------
Common shares                Roy C. Smith                                    100,000                   3.10%
                             President and Director
                             P.O. Box 3574
                             Casper, WY 82602
---------------------------- -------------------------------- ----------------------- -----------------------

---------------------------- -------------------------------- ----------------------- -----------------------
Common shares                Michael R. Butler                               120,000                   3.72%
                             Secretary, Treasurer &
                             Director
                             13750 Bessemer Bend Rd.
                             Casper, WY 82604
---------------------------- -------------------------------- ----------------------- -----------------------

---------------------------- -------------------------------- ----------------------- -----------------------
Common shares                Everett M. Gordon, Director                      90,000                   2.79%
                             107 Lampliter Lane
                             McMurray, PA 15317

---------------------------- -------------------------------- ----------------------- -----------------------
                             All Directors and Executive                     310,000                   9.62%
                             Officers as a Group (3
                             Persons)
---------------------------- -------------------------------- ----------------------- -----------------------

(1) At December 31, 2013, the Company had 3,220,000 shares of its common stock issued and outstanding.

(2) Mr. Fowler owns 2,530,000 shares directly. He owns 30,000 shares indirectly through his wife Sharon K. Fowler. As part of this Registration Statement, we are registering 330,000 shares of behalf of Mr. Fowler and 30,000 shares on behalf of Mrs. Fowler.


Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

RELATED PARTY TRANSACTIONS

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

In February 2013, we issued 2,500,000 shares of its restricted common stock to Mr. Robert G. Fowler in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for us to retain 82.5% of the working interest.

Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Mr. Everett Gordon is an "independent" as such term is used under the rules and regulations of the Securities and Exchange Commission. Mr. Smith, the Chief Executive Officer and Mr. Butler, the Secretary/Treasurer of the Company, are not considered to be "independent."


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL.

B F Borgers CPA PC is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining B F Borgers CPA PC independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2013 and 2012 by B F Borgers CPA PC


                                                             Year Ended December 31,
                                                          2013                          2012
                                              -----------------------------      --------------------
Audit Fees                                               $3,000                          $0

Audit-related Fees                                         $0                            $0

Tax Fees                                                   $0                            $0

All Other Fees                                             $0                            $0

                                              -----------------------------      --------------------
Total Fees                                               $3,000                          $0

All audit work was performed by the auditors' full time employees.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)    Audited financial statements for years ended December 31, 2013 and 2012


(b)               Exhibit No.                                   Description
                  -----------                                   -----------


                 3.1            Articles of Incorporation of Fuels, Inc. (1)

                 3.2            Bylaws of Fuels, Inc. (1)

                 10.1           Assignment, February 2013 (1)

                 31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
                                Sarbanes-Oxley Act

                 31.2           Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

                 32.1           Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                 32.2           Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act


(1)  Incorporated by reference from the exhibits  included in the Company's Form
S-1 filed with the  Securities  and  Exchange  Commission  (www.sec.gov),  dated
September 13, 2013. A copy can be provided by mail, free of charge, by sending a written request to Fuels, Inc., P.O. Box 917, Casper, Wyoming, 82602.


                                   FUELS, INC.

                    FINANCIAL STATEMENTS FOR THE YEARS ENDED

                           DECEMBER 31, 2013 AND 2012

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Fuels, Inc.:

We have audited the accompanying balance sheet of Fuels, Inc.("the Company") as of December 31, 2013 and 2012 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years then ended and the period May 25, 1999 (inception) through December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Fuels, Inc., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the period May 25, 1999 (inception) through December 31 2013, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ B F Borgers CPA PC
----------------------
B F Borgers CPA PC
Denver, CO
March 27, 2014



                                   FUELS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                            December 31,      December 31,
                                                                               2013              2012
                                                                          ---------------   ---------------

Assets
        Current Assets:
               Cash                                                                  $ -               $ -
                                                                          ---------------   ---------------
        Total Current Assets                                                           -                 -
                                                                          ---------------   ---------------
        Other assets:
               Farmout Agreement                                                   2,500                 -
                                                                          ---------------   ---------------
        Total Other Assets                                                         2,500                 -
                                                                          ---------------   ---------------
Total Assets                                                                     $ 2,500               $ -
                                                                          ===============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                      $ -               $ -
                                                                          ---------------   ---------------
        Total Current Liabilities                                                      -                 -

Stockholders' Equity
        Common stock, $0.001 par value; 50,000,000 shares authorized,  3,220,000 and 720,000 shares issued and outstanding
          at September 30, 2013 and December 31, 2012, respectively                3,220               720
        Additional paid-in capital                                                 1,380             1,380
        Deficit accumulated during the development stage                          (2,100)           (2,100)
                                                                          ---------------   ---------------
               Total Stockholders' Equity                                          2,500                 -
                                                                          ---------------   ---------------
Total liabilities and stockholders' equity                                       $ 2,500               $ -
                                                                          ===============   ===============

See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                            For the Years Ended                   May 25, 1999
                                                      December 31,                               (Inception) to
                                                          2013                2012              December 31, 2013
                                                    -----------------   -----------------    ------------------------

Revenue:                                                         $ -                 $ -                         $ -
                                                    -----------------   -----------------    ------------------------
Operational expenses:
         General and Administrative Expenses                       -                   -                         600
         Accounting Fees                                           -                   -                       1,400
         Filing Fees                                               -                   -                         100
                                                    -----------------   -----------------    ------------------------
                 Total operational expenses                        -                   -                       2,100
                                                    -----------------   -----------------    ------------------------
Net income (Loss)                                                $ -                 $ -                    $ (2,100)
                                                    =================   =================    ========================
Per share information

Net income (loss) per common share
         Basic                                      $              *     $             *
         Fully diluted                                             *                   *
                                                    -----------------   -----------------
Weighted average number of common
         stock outstanding                                 2,966,575             720,000
                                                    -----------------   -----------------
         * Less than $(0.01) per share.


See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
             FROM MAY 25, 1999 (Inception) THROUGH DECEMBER 31, 2013


                                                                                                  Deficit accum
                                                                                    Additional      During
                                                     Common Stock                   paid-in        Development
                                                   Number of shares    Amount       Capital          Stage          Totals
                                                   ---------------   -----------   -----------   --------------   -----------

Issuance of common stock for cash                         720,000         $ 720       $ 1,380              $ -       $ 2,100
Net loss                                                        -             -             -           (1,510)       (1,510)
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 1999                               720,000           720         1,380           (1,510)          590
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -             (590)         (590)
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2000                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2001                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2002                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2003                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2004                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2005                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------

Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2006                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2007                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2008                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2009                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2010                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2011                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2012                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Issuance of shares for oil and gas lease                2,500,000         2,500             -                -         2,500
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2013                             3,220,000       $ 3,220       $ 1,380         $ (2,100)      $ 2,500
                                                   ===============   ===========   ===========   ==============   ===========
See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                                                      May 25, 1999
                                                                                    For the Years Ended              (Inception) to
                                                                                        December 31,                  December 31,
                                                                                   2013              2012                 2013
                                                                              ---------------   ---------------    -----------------
Cash Flows from Operating Activities:
        Net Loss                                                                         $ -               $ -             $ (2,100)

Adjustments to reconcile net loss to net cash used in operating activities:
                                                                                           -                 -                    -
                                                                              ---------------   ---------------    -----------------
Net Cash Used by Operating Activities                                                      -                 -               (2,100)
                                                                              ---------------   ---------------    -----------------
Net Cash Used in Investing Activities                                                      -                 -                    -
                                                                              ---------------   ---------------    -----------------
Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                                 -                 -                2,100
                                                                              ---------------   ---------------    -----------------
Net Cash Provided by Financing Activities                                                  -                 -                2,100
                                                                              ---------------   ---------------    -----------------
Net Increase (decrease) in Cash                                                            -                 -                    -

Cash and Cash Equivalents - Beginning of Period                                            -                 -                    -
                                                                              ---------------   ---------------    -----------------
Cash and Cash Equivalents - End of Period                                                $ -               $ -                  $ -
                                                                              ===============   ===============    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                                   $ -                 -                  $ -
                                                                              ===============   ===============    =================
        Cash paid for income taxes                                                       $ -                 -                  $ -
                                                                              ===============   ===============    =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING ACTIVITIES:
        Issuance of common shares for farmout agreement                              $ 2,500                 -              $ 2,500
                                                                              ===============   ===============    =================

See the notes to these financial statements.




                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2013 and 2012


NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Fuels, Inc. ("the Company") was incorporated in May 25, 1999 in the state of Wyoming. The Company was originally incorporated for the purpose of general investing. Due to an inability to raise adequate financing the Company was forced to cease operations in 2000.

The Company's fiscal year end is December 31st. The Company's financial statements are presented on the accrual basis of accounting.

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company", as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's financial statements for the two-years ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $2,100 as of December 31, 2013. The Company did not recognize revenues from its activities during the years ended December 31, 2013 and 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently addressing its liquidity issues by seeking investment capital through private placement of common stock and/or debt. The Company intends to use any funds raised to support its efforts in assessing its farmout prospect for oil and gas and exploration.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Oil and Gas Properties, Full Cost Method

The Company uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalized as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. The Company assesses the realization of unproved properties, taken as a whole, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

Costs of oil and gas properties will be amortized using the units of production method.

In applying the full cost method, the Company will perform an impairment test (ceiling test) at each reporting date, whereby the carrying value of property and equipment is compared to the "estimated present value," of its proved reserves discounted at a 10-percent interest rate of future net revenues, based on current economic and operating conditions, plus the cost of properties not being amortized, plus the lower of cost or fair market value of unproved properties included in costs being amortized, less the income tax effects related to book and tax basis differences of the properties. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

Net Loss per Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended December 31, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

Stock-Based Compensation

The Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

Fair Value of Financial Instruments

The carrying amount of accounts payable is considered to be representative of respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Income Taxes

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment.

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the year ended December 31, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - OTHER ASSETS

In February 2013, the Company issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for the Company to retain 82.5% of the working interest.

NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At December 31, 2013, the Company had 3,220,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the year ended December 31, 2013, the Company issued 2,500,000 shares of its restricted common stock as part of an assignment for 82.5% interest in a oil and gas lease in Natrona County, Wyoming. The shares were valued at $2,500 or $0.001 per share (par value).

NOTE 6 - INCOME TAXES

The Company is subject to domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                         Estimated NOL
                         Carry-forward      Valuation     Net Tax
     Period Ending          benefit         Allowance     Benefit
---------------------------------------------------------------------
   December 31, 2013           $ -             -               -
   December 31, 2012           $ -             -               -


NOTE 7 - SUBSEQUENT EVENTS:

The Company has evaluated it activities subsequent to December 31, 2013 and through the issuance of the financial statements and found no other reportable subsequent events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                               Fuels, Inc.
                                                        ------------------------
Dated: March __, 2014
                                              By:  /s/ Roy C. Smith
                                                   -----------------------------
                                                   Roy C. Smith, President
                                                   and Chief Executive Officer
                                                  (Principal Executive Officer)


                                              By:  /s/ Michael R. Butler
                                                   -----------------------------
                                                  Michael R. Butler, Treasurer
                                                 (Principal Accounting Officer),
                                                 Secretary and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March __, 2014
                                                                     Fuels, Inc.
                                         --------------------------------------

                                          /s/ Roy C. Smith
                                          --------------------------------------
                                          Roy C. Smith, Director

                                          /s/ Michael R. Butler
                                          --------------------------------------
                                          Michael R. Butler, Director

                                          /s/ Everett M. Gordon
                                          --------------------------------------
                                          Everett M. Gordon, Director