Form 10-Q
period 2014-03-31
FUELS INC
filed 2014-05-19
CIK 1120129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2014

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT
            For the transition period from __________ to ___________

                       Commission file number: 333-191164

                                   FUELS, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

         Wyoming                                         83-0326780
         -------                                         ----------
(State of Incorporation)                            (IRS Employer ID Number)

                       P.O. Box 917, Casper, Wyoming 82602
                       -----------------------------------
                    (Address of principal executive offices)

                                  307-472-3000
                                  ------------
                         (Registrant's Telephone number)


            (Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]
Accelerated filer [  ]
Non-accelerated filer      [  ]
Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 12, 2014, there were 3,220,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)
                                                                                 Page
                                                                                 ----

                  Balance Sheets - March 31, 2014 and December 31, 2013             1

                  Statements of Operations  -
                           For Three Months Ended March 31, 2014 and 2013           2

                  Statements of Changes in Shareholders' Equity -
                            For the Three Months Ended March 31, 2014               3-4

                  Statements of Cash Flows -
                           For the Three Months Ended March 31, 2014 and 2013       5

                  Notes to the Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - Not Applicable                                        14

Item 4.  Controls and Procedures                                                   15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                        16

Item 1A.  Risk Factors -  Not Applicable                                           16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               16

Item 3.  Defaults Upon Senior Securities - Not Applicable                          16

Item 4.  Mine Safety Disclosure - Not Applicable                                   16

Item 5.  Other Information - Not Applicable                                        16

Item 6.  Exhibits                                                                  17
SIGNATURES                                                                         18


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   FUELS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                          March 31,        December 31,
                                                                            2014              2013
                                                                        --------------   ---------------
                                                                         (Unaudited)       (Audited)
Assets
        Current Assets:
               Cash                                                               $ -               $ -
                                                                        --------------   ---------------
        Total Current Assets                                                        -                 -
                                                                        --------------   ---------------
        Other assets:
               Farmout Agreement                                                2,500             2,500
                                                                        --------------   ---------------
        Total Other Assets                                                      2,500             2,500
                                                                        --------------   ---------------

Total Assets                                                                  $ 2,500           $ 2,500
                                                                        ==============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                   $ -               $ -
                                                                        --------------   ---------------
        Total Current Liabilities                                                   -                 -

Stockholders' Equity
        Common stock, $0.001 par value; 50,000,000 shares authorized,  3,220,000 and 720,000 shares issued and outstanding
          at March 31, 2014 and December 31, 2013, respectively                 3,220             3,220
        Additional paid-in capital                                              9,780             1,380
        Deficit accumulated during the development stage                      (10,500)           (2,100)
                                                                        --------------   ---------------
               Total Stockholders' Equity                                       2,500             2,500
                                                                        --------------   ---------------
Total liabilities and stockholders' equity                                    $ 2,500           $ 2,500
                                                                        ==============   ===============

See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months Ended               May 25, 1999
                                                                March 31,                      (Inception) to
                                                        2014                 2013              March 31, 2014
                                                  -----------------    -----------------   ------------------------

Revenue:                                                       $ -                  $ -                        $ -
                                                  -----------------    -----------------   ------------------------
Operational expenses:
         General and Administrative Expenses                     -                    -                        600
         Accounting Fees                                     8,400                    -                      9,800
         Filing Fees                                             -                    -                        100
                                                  -----------------    -----------------   ------------------------

                Total operational expenses                   8,400                    -                     10,500
                                                  -----------------    -----------------   ------------------------

Net income (Loss)                                         $ (8,400)                 $ -                  $ (10,500)
                                                  =================    =================   ========================
Per share information

Net income (loss) per common share
         Basic                                            $      *         $          *
         Fully diluted                                           *                    *
                                                  -----------------    -----------------

Weighted average number of common
         stock outstanding                               3,220,000              720,000
                                                  -----------------    -----------------
         * Less than $(0.01) per share.


See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
              FROM MAY 25, 1999 (Inception) THROUGH MARCH 31, 2014


                                                                                                  Deficit accum
                                                                                   Additional       During
                                                     Common Stock                   paid-in        Development
                                                   Number of shares    Amount       Capital         Stage          Totals
                                                   ---------------   -----------   -----------   -------------   ------------

Issuance of common stock for cash                         720,000         $ 720       $ 1,380             $ -        $ 2,100
Net loss                                                        -             -             -          (1,510)        (1,510)
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 1999                               720,000           720         1,380          (1,510)           590
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -            (590)          (590)
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2000                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2001                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   -----------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2002                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2003                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2004                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2005                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2006                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2007                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2008                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -

See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
              FROM MAY 25, 1999 (Inception) THROUGH MARCH 31, 2014

(continued)



                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2009                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2010                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2011                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2012                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Issuance of shares for oil and gas lease                2,500,000         2,500             -               -          2,500
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2013                             3,220,000         3,220         1,380          (2,100)         2,500
                                                   ---------------   -----------   -----------   -------------   ------------
Stockholder capital contribution                                -             -         8,400               -          8,400
Net loss                                                        -             -             -          (8,400)        (8,400)
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - March 31, 2014                                3,220,000         3,220       $ 9,780       $ (10,500)       $ 2,500
                                                   ===============   ===========   ===========   =============   ============

See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited

                                                                                                           May 25, 1999
                                                                         For the Three Months Ended       (Inception) to
                                                                                 March 31,                   March 31,
                                                                          2014             2013                2014
                                                                      --------------   --------------   -------------------
Cash Flows from Operating Activities:
        Net Loss                                                           $ (8,400)             $ -             $ (10,500)

Adjustments to reconcile net loss to net cash used
     in operating activities:
                                                                                  -                -                     -
                                                                      --------------   --------------   -------------------
Net Cash Used by Operating Activities                                        (8,400)               -               (10,500)
                                                                      --------------   --------------   -------------------
Net Cash Used in Investing Activities                                             -                -                     -
                                                                      --------------   --------------   -------------------
Cash Flows from Financing Activities:
        Capital Contribution from Stockholder                                 8,400                -                 8,400
        Proceeds from sale of common stock                                        -                -                 2,100
                                                                      --------------   --------------   -------------------

Net Cash Provided by Financing Activities                                     8,400                -                10,500
                                                                      --------------   --------------   -------------------
Net Increase (decrease) in Cash                                                   -                -                     -

Cash and Cash Equivalents - Beginning of Period                                   -                -                     -
                                                                      --------------   --------------   -------------------

Cash and Cash Equivalents - End of Period                                       $ -              $ -                   $ -
                                                                      ==============   ==============   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                          $ -                -                   $ -
                                                                      ==============   ==============   ===================
        Cash paid for income taxes                                              $ -                -                   $ -
                                                                      ==============   ==============   ===================
SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING ACTIVITIES:
        Issuance of common shares for farmout agreement                         $ -                -               $ 2,500
                                                                      ==============   ==============   ===================

See the notes to these financial statements.



                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
               For the Three Months Ended March 31, 2014 and 2013
                                   (Unaudited)

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's financial statements for the three months ended March 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $10,500 as of March 31, 2014. The Company did not recognize revenues from its activities during the three months ended March 31, 2014 and 2014 nor during the years ended December 31, 2013 and 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the three months ended March 31, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - OTHER ASSETS

In February 2013, the Company issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for the Company to retain 82.5% of the working interest.

NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At March 31, 2014, the Company had 3,220,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the three months ended March 31, 2014, a stockholder of the Company paid $8,400 on behalf of the Company to pay for its audit. Such funds have been treated as a capital contribution with additional paid in capital being credited accordingly.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                           Estimated NOL
                           Carry-forward      Valuation     Net Tax
      Period Ending           benefit         Allowance     Benefit
-----------------------------------------------------------------------
     March 31, 2014            $ 8,400        (8,400)            -
    December 31, 2013            $ -             -               -


NOTE 7 - SUBSEQUENT EVENTS:

The Company has evaluated it activities subsequent to March 31, 2014 and through the issuance of the financial statements and found no other reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS
------------------

We had no operations prior to 2011 and we did not have any revenues during the years ended December 31, 2013 and 2012. We did not recognize any revenues or income during the three months ended March 31, 2014. We have minimal capital, moderate cash and only our intangible assets which consist of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Our plan of operations is as follows:



Milestones

           2nd Quarter 2014                 Permit & Drilling Syndication; Seeking Other Prospects

           3rd Quarter 2014                 Permit & Drilling Syndication; Seeking Additional Capital for
                                            Company;

           4th Quarter 2014                 Permit & Drilling Syndication; Seeking Additional Capital
                                            Begin Drilling Operations

Our Budget for operations in next year is as follows:


                                                                                      Maximum
                                                                                      -------
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
                                                                       --------------------------------------
                                                                                                    $125,000

We will need substantial additional capital to support our proposed future Item 2 operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties. If our initial prospect appears uneconomical after evaluation we will seek other prospects it the area to acquire or farm into.

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


RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

During the three months ended March 31, 2014 and 2013, we did not have revenues to our lack of operations, as explained above. We don't anticipate recognizing revenues from our activities in the near future.

During the three months ended March 31, 2014 we recognized a net loss of $8,400 compared to $0 for the three months ended March 31, 2013. The increase was wholly a result of the performance of our 2013 audit.

LIQUIDITY
---------

March 31, 2014

We had no cash or other liquid assets at March 31, 2014. Our only asset at March 31, 2014, was our working interest in the oil and gas lease in Natrona County, Wyoming. We will be reliant upon shareholder loans or private placements of our equity to fund any kind operations. We have not secured any sources of loans or private placements at this time. Due to this the Company did not have any cash flows during the three months ended March 31, 2014 and 2013.

In February 2013, we issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for us to retain 82.5% of the working interest.

During the three months ended March 31, 2014, a stockholder of the Company paid $8,400 on behalf of the Company to pay for its audit. Such funds have been treated as a capital contribution with additional paid in capital being credited accordingly.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at March 31, 2014, our management has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on this assessment, management believes that as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.



     Exhibit 31.1 Certification of Chief Executive Officer and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 31.2   Certification of Treasurer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act

     Exhibit 32.2 Certification of Principal Financial Officer pursuant to Section 906 of the
                           Sarbanes-Oxley Act

     101.INS      XBRL Instance Document (1)

     101.SCH      XBRL Taxonomy Extension Schema Document (1)

     101.CAL      XBRL Taxonomy Extension Calculation Linkbase Document (1)

     101.DEF      XBRL Taxonomy Extension Definition Linkbase Document (1)

     101.LAB      XBRL Taxonomy Extension Label Linkbase Document (1)

     101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document (1)

     ------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           FUELS, INC.
                                     -------------------------------------------
Dated: May 15, 2014
                                By:  /s/ Roy C. Smith
                                         ---------------------------------------
                                         Roy C. Smith, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer)


                                By:  /s/ Michael R. Butler
                                         ---------------------------------------
                                         Michael R. Butler, Treasurer (Principal
                                         Accounting Officer),  Secretary and
                                         Director