Form 10-Q
period 2014-06-30
FUELS INC
filed 2014-08-14
CIK 1120129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2014

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

As of August 12, 2014, there were 3,220,000 shares of the registrant's common stock issued and outstanding.




PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                   Page

                  Balance Sheets - June 30, 2014 and December 31, 2013             1

                  Statements of Operations  -
                           For Three and Six Months Ended June 30, 2014 and 2013   2-3

                  Statements of Changes in Shareholders' Equity -
                            For the Six Months Ended June 30, 2014                 4

                  Statements of Cash Flows -
                           For the Six Months Ended June 30, 2014 and 2013         5

                  Notes to the Financial Statements                                6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                           - Not Applicable                                       14

Item 4.  Controls and Procedures                                                  15

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                       16

Item 1A.  Risk Factors -  Not Applicable                                          16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              16

Item 3.  Defaults Upon Senior Securities - Not Applicable                         16

Item 4.  Mine Safety Disclosure - Not Applicable                                  16

Item 5.  Other Information - Not Applicable                                       16

Item 6.  Exhibits                                                                 17
SIGNATURES                                                                        18


21


                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   FUELS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                          June 30,         December 31,
                                                                            2014              2013
                                                                        --------------   ---------------
                                                                         (Unaudited)       (Audited)
Assets
        Current Assets:
               Cash                                                               $ -               $ -
                                                                        --------------   ---------------
        Total Current Assets                                                        -                 -
                                                                        --------------   ---------------
        Other assets:
               Farmout Agreement                                                2,500             2,500
                                                                        --------------   ---------------
        Total Other Assets                                                      2,500             2,500
                                                                        --------------   ---------------
Total Assets                                                                  $ 2,500           $ 2,500
                                                                        ==============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                   $ -               $ -
                                                                        --------------   ---------------
        Total Current Liabilities                                                   -                 -

Stockholders' Equity
        Common stock, $0.001 par value; 50,000,000 shares authorized,  3,220,000 and 720,000 shares issued and outstanding
          at June 30, 2014 and December 31, 2013, respectively                  3,220             3,220
        Additional paid-in capital                                              9,780             1,380
        Deficit accumulated during the development stage                      (10,500)           (2,100)
                                                                        --------------   ---------------
               Total Stockholders' Equity                                       2,500             2,500
                                                                        --------------   ---------------

Total liabilities and stockholders' equity                                    $ 2,500           $ 2,500
                                                                        ==============   ===============

See the notes to these financial statements.





                                   FUELS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months Ended                For the Six Months Ended
                                                               June 30,                                 June 30,
                                                        2014                 2013                2014                2013
                                                  -----------------    -----------------   -----------------    ----------------
Revenue:                                                       $ -                  $ -                 $ -                 $ -
                                                  -----------------    -----------------   -----------------    ----------------
Operational expenses:
         General and Administrative Expenses                     -                    -                   -                   -
         Accounting Fees                                         -                    -               8,400                   -
         Filing Fees                                             -                    -                   -                   -
                                                  -----------------    -----------------   -----------------    ----------------
                Total operational expenses                       -                    -               8,400                   -
                                                  -----------------    -----------------   -----------------    ----------------
Net income (Loss)                                              $ -                  $ -            $ (8,400)                $ -
                                                  =================    =================   =================    ================
Per share information

Net income (loss) per common share
         Basic                                    $               *    $               *   $               *    $               *
         Fully diluted                                            *                    *                   *                    *
                                                  -----------------    -----------------   -----------------    ----------------
Weighted average number of common
         stock outstanding                               3,220,000              720,000           3,220,000             720,000
                                                  -----------------    -----------------   -----------------    ----------------
         * Less than $(0.01) per share.


See the notes to these financial statements.

                                       2

                                   FUELS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
(continued)

                                                      May 25, 1999
                                                     (Inception) to
                                                      June 30, 2014
                                                ------------------------



Revenue:                                                            $ -
                                                ------------------------
Operational expenses:
         General and Administrative Expenses                        600
         Accounting Fees                                          9,800
         Filing Fees                                                100
                                                ------------------------
                Total operational expenses                       10,500
                                                ------------------------
Net income (Loss)                                             $ (10,500)
                                                ========================
Per share information

Net income (loss) per common share
         Basic
         Fully diluted

Weighted average number of common
         stock outstanding

         * Less than $(0.01) per share.


See the notes to these financial statements.



                                   FUELS, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
               FROM MAY 25, 1999 (Inception) THROUGH JUNE 30, 2014




                                                                                                  Deficit accum
                                                                                   Additional       During
                                                     Common Stock                   paid-in        Development
                                                   Number of shares    Amount       Capital         Stage          Totals
                                                   ---------------   -----------   -----------   -------------   ------------

Issuance of common stock for cash                         720,000         $ 720       $ 1,380             $ -        $ 2,100
Net loss                                                        -             -             -          (1,510)        (1,510)
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 1999                               720,000           720         1,380          (1,510)           590
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -            (590)          (590)
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2000                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2001                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2002                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2003                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2004                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2005                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2006                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2007                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2008                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2009                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2010                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2011                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2012                               720,000           720         1,380          (2,100)             -
                                                   ---------------   -----------   -----------   -------------   ------------
Issuance of shares for oil and gas lease                2,500,000         2,500             -               -          2,500
Net loss                                                        -             -             -               -              -
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - December 31, 2013                             3,220,000         3,220         1,380          (2,100)         2,500
                                                   ---------------   -----------   -----------   -------------   ------------
Stockholder capital contribution                                -             -         8,400               -          8,400
Net loss                                                        -             -             -          (8,400)        (8,400)
                                                   ---------------   -----------   -----------   -------------   ------------
Balance - June 30, 2014                                 3,220,000         3,220       $ 9,780       $ (10,500)       $ 2,500
                                                   ===============   ===========   ===========   =============   ============

See the notes to these financial statements.

                                       4



                                   FUELS, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                           May 25, 1999
                                                                         For the Six Months Ended         (Inception) to
                                                                        June 30,                             June 30,
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

                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Six Months Ended June 30, 2014 and 2013
                                   (Unaudited)

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's financial statements for the six months ended June 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $10,500 as of June 30, 2014. The Company did not recognize revenues from its activities during the six months ended June 30, 2014 and 2013 nor during the years ended December 31, 2013 and 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the six months ended June 30, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - OTHER ASSETS

In February 2013, the Company issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for the Company to retain 82.5% of the working interest.

NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At June 30, 2014, the Company had 3,220,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the six months ended June 30, 2014, a stockholder of the Company paid $8,400 on behalf of the Company to pay for its audit. Such funds have been treated as a capital contribution with additional paid in capital being credited accordingly.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                           Estimated NOL
                           Carry-forward      Valuation     Net Tax
      Period Ending           benefit         Allowance     Benefit
-----------------------------------------------------------------------
      June 30, 2014            $ 8,400        (8,400)            -
    December 31, 2013            $ -             -               -


NOTE 7 - SUBSEQUENT EVENTS:

The Company has evaluated it activities subsequent to June 30, 2014 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

We had no operations prior to 2011 and we did not have any revenues during the years ended December 31, 2013 and 2012. We did not recognize any revenues or income during the six months ended June 30, 2014. We have minimal capital, moderate cash and only our intangible assets which consist of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Our plan of operations is as follows:

Milestones

           3rd Quarter 2014                 Permit & Drilling Syndication; Seeking Additional Capital for
                                            Company;
                                            Submission of application for trading;

           4th Quarter 2014                 Permit & Drilling Syndication; Seeking Additional Capital


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
                                                                       --------------------------------------
                                                                                                    $125,000

We will need substantial additional capital to support our proposed future operations. We have no revenues. We have no committed source for any funds as of date here. No representation is made that any funds will be available when needed. In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties. If our initial prospect appears uneconomical after evaluation we will seek other prospects it the area to acquire or farm into.

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

We are proposing an offering of convertible promissory notes in the Fall of 2014 to raise $125,000. The convertible promissory notes are expected to have a 6% interest rate to commence in the Fall of 2014 to support our efforts in assessing our prospect for oil and gas and exploration. The convertible promissory notes are expected to have a term of 1 to 2 years. We cannot make any assurances that we will be able to raise such funds or any additional funds that may be needed.

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

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

During the three months ended March 31, 2014 and 2013, we did not have revenues to our lack of operations, as explained above. We don't anticipate recognizing revenues from our activities in the near future.

During the three months ended June 30, 2014 and 2013, we recognized a net loss of $0.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

During the six months ended June 30, 2014 and 2013, we did not have revenues to our lack of operations, as explained above. We don't anticipate recognizing revenues from our activities in the near future.

During the six months ended June 30, 2014 we recognized a net loss of $8,400 compared to $0 for the six months ended March 31, 2014. The increase was wholly a result of the performance of our 2013 audit.

LIQUIDITY
---------

June 30, 2014

We had no cash or other liquid assets at June 30, 2014. Our only asset at June 30, 2014, was our working interest in the oil and gas lease in Natrona County, Wyoming. We will be reliant upon shareholder loans or private placements of our equity to fund any kind operations. We have not secured any sources of loans or private placements at this time. Due to this the Company did not have any cash flows during the six months ended June 30, 2014 and 2013.

In February 2013, we issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for us to retain 82.5% of the working interest.

During the six months ended June 30, 2014, a stockholder of the Company paid $8,400 on behalf of the Company to pay for its audit. Such funds have been treated as a capital contribution with additional paid in capital being credited accordingly.

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

As required by SEC Rule 15d-15(b), our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at June 30, 2014, our management has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this assessment, management believes that as of March 31, 2014, our internal control over financial reporting is effective based on those criteria.

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





                                           FUELS, INC.
                                          --------------------------------------

Dated: August 14, 2014
                                         By:  /s/ Roy C. Smith
                                         --------------------------------------
                                         Roy C. Smith, President and Chief
                                         Executive Officer (Principal Executive
                                         Officer)


                                         By:  /s/ Michael R. Butler
                                         --------------------------------------
                                         Michael R. Butler, Treasurer (Principal
                                         Accounting Officer),  Secretary and
                                         Director