Form 10-Q
period 2014-09-30
FUELS INC
filed 2014-11-18
CIK 1120129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------
(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2014

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                       Commission file number: 333-191164

                                   FUELS, INC.
              ----------------------------------------------------
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

              -----------------------------------------------------
            (Former Address and phone of principal executive offices)

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

As of November 14, 2014, there were 3,220,000 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)
                                                                            Page

           Balance Sheets - September 30, 2014 and December 31, 2013          1

           Statements of Operations  -
             For Three and Nine Months Ended September 30, 2014 and 2013      2

           Statements of Changes in Shareholders' Equity -
             For the Nine Months Ended September 30, 2014                     3

           Statements of Cash Flows -
             For the Nine Months Ended September 30, 2014 and 2013            4

           Notes to the Financial Statements                                  5

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
             - Not Applicable                                                17

Item 4.  Controls and Procedures                                             18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                  19

Item 1A.  Risk Factors -  Not Applicable                                     19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities - Not Applicable                    19

Item 4.  Mine Safety Disclosure - Not Applicable                             19

Item 5.  Other Information - Not Applicable                                  19

Item 6.  Exhibits                                                            19

SIGNATURES                                                                   21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   FUELS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                          September 30,     December 31,
                                                                             2014             2013
                                                                        ---------------   --------------
                                                                         (Unaudited)        (Audited)

Assets
        Current Assets:
               Cash                                                                $ -              $ -
                                                                        ---------------   --------------
        Total Current Assets                                                         -                -
                                                                        ---------------   --------------

        Other assets:
               Farmout Agreement                                                 2,500            2,500
                                                                        ---------------   --------------
        Total Other Assets                                                       2,500            2,500
                                                                        ---------------   --------------

Total Assets                                                                   $ 2,500          $ 2,500
                                                                        ===============   ==============


Liabilities and Stockholders' Deficit
        Current liabilities
               Accounts payable                                                    $ -              $ -
                                                                        ---------------   --------------
        Total Current Liabilities                                                    -                -

Stockholders' Equity
        Common stock, $0.001 par value; 50,000,000 shares
          authorized, 3,220,000 and 720,000 shares issued and outstanding
          at September 30, 2014 and December 31, 2013, respectively              3,220            3,220
        Additional paid-in capital                                               9,780            1,380

See the notes to these financial statements.


                                                   FUELS, INC.
                                          (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                 For the Three Months Ended      For the Nine Months Ended        May 25, 1999
                                                        September 30,                 September 30,              (Inception) to
                                                    2014           2013            2014           2013         September 30, 2014
                                                -------------   ------------    ------------   ------------    -------------------

Revenue:                                                 $ -            $ -             $ -            $ -                    $ -
                                                -------------   ------------    ------------   ------------    -------------------

Operational expenses:
         General and Administrative Expenses               -              -               -              -                    600
         Accounting Fees                                   -              -           8,400              -                  9,800
         Filing Fees                                       -              -               -              -                    100
                                                -------------   ------------    ------------   ------------    -------------------

                 Total operational expenses                -              -           8,400              -                 10,500
                                                -------------   ------------    ------------   ------------    -------------------

Net income (Loss)                                        $ -            $ -        $ (8,400)           $ -              $ (10,500)
                                                =============   ============    ============   ============    ===================

Per share information

Net income (loss) per common share
         Basic                                  $          * $            *     $         *   $          *
         Fully diluted                                     *              *               *              *
                                                -------------   ------------    ------------   ------------

Weighted average number of common
         stock outstanding                         3,220,000        720,000       3,220,000        720,000
                                                -------------   ------------    ------------   ------------

         * Less than $(0.01) per share.



See the notes to these financial statements.


                                           FUELS, INC.
                                  (A Development Stage Company)
                                STATEMENT OF STOCKHOLDER'S EQUITY
                    FROM MAY 25, 1999 (Inception) THROUGH SEPTEMBER 30, 2014
                                           (Unaudited)

                                                                                                  Deficit accum
                                                                                   Additional       During
                                                     Common Stock                   paid-in        Development
                                                   Number of shares    Amount       Capital          Stage          Totals
                                                   ---------------   -----------   -----------   --------------   -----------

Issuance of common stock for cash                         720,000         $ 720       $ 1,380              $ -       $ 2,100
Net loss                                                        -             -             -           (1,510)       (1,510)
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 1999                               720,000           720         1,380           (1,510)          590
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -             (590)         (590)
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2000                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2001                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2002                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2003                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2004                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2005                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2006                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2007                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2008                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2009                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2010                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2011                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2012                               720,000           720         1,380           (2,100)            -
                                                   ---------------   -----------   -----------   --------------   -----------
Issuance of shares for oil and gas lease                2,500,000         2,500             -                -         2,500
Net loss                                                        -             -             -                -             -
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - December 31, 2013                             3,220,000         3,220         1,380           (2,100)        2,500
                                                   ---------------   -----------   -----------   --------------   -----------
Stockholder capital contribution                                -             -         8,400                -         8,400
Net loss                                                        -             -             -           (8,400)       (8,400)
                                                   ---------------   -----------   -----------   --------------   -----------
Balance - September 30, 2014                            3,220,000         3,220       $ 9,780        $ (10,500)      $ 2,500
                                                   ===============   ===========   ===========   ==============   ===========

See the notes to these financial statements.



                                           FUELS, INC.
                                  (A Development Stage Company)
                                     STATEMENT OF CASH FLOWS
                                           (Unaudited)
                                                                                                          May 25, 1999
                                                                         For the Nine Months Ended       (Inception) to
                                                                               September 30,              September 30,
                                                                          2014             2013               2014
                                                                      --------------   -------------   -------------------

Cash Flows from Operating Activities:
        Net Loss                                                           $ (8,400)            $ -             $ (10,500)

Adjustments to reconcile net loss to net cash used
   in operating activities:
                                                                                  -               -                     -
                                                                      --------------   -------------   -------------------

Net Cash Used by Operating Activities                                        (8,400)              -               (10,500)
                                                                      --------------   -------------   -------------------

Net Cash Used in Investing Activities                                             -               -                     -
                                                                      --------------   -------------   -------------------

Cash Flows from Financing Activities:
        Capital Contribution from Stockholder                                 8,400               -                 8,400
        Proceeds from sale of common stock                                        -               -                 2,100
                                                                      --------------   -------------   -------------------

Net Cash Provided by Financing Activities                                     8,400               -                10,500
                                                                      --------------   -------------   -------------------

Net Increase (decrease) in Cash                                                   -               -                     -

Cash and Cash Equivalents - Beginning of Period                                   -               -                     -
                                                                      --------------   -------------   -------------------

Cash and Cash Equivalents - End of Period                                       $ -             $ -                   $ -
                                                                      ==============   =============   ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid for interest expense                                          $ -               -                   $ -
                                                                      ==============   =============   ===================
        Cash paid for income taxes                                              $ -               -                   $ -
                                                                      ==============   =============   ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
        INVESTING ACTIVITIES:
        Issuance of common shares for farmout agreement                         $ -               -               $ 2,500
                                                                      ==============   =============   ===================


See the notes to these financial statements.

                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's financial statements for the nine months ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $10,500 as of September 30, 2014. The Company did not recognize revenues from its activities during the six months ended June 30, 2014 and 2013 nor during the years ended December 31, 2013 and 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently addressing its liquidity issues by seeking investment capital through private placement of common stock and/or debt. The Company intends to use any funds raised to support its efforts in assessing its farmout prospect for oil and gas and exploration.

                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment.

Recent Accounting Pronouncements

There were accounting standards and interpretations issued during the nine months ended September 30, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - OTHER ASSETS

In February 2013, the Company issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for the Company to retain 82.5% of the working interest.

NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 50,000,000 shares of common stock with a $0.001 par value. At September 30, 2014, the Company had 3,220,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the nine months ended September 30, 2014, a stockholder of the Company paid $8,400 on behalf of the Company to pay for its audit. Such funds have been treated as a capital contribution with additional paid in capital being credited accordingly.

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

                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                           Estimated NOL
                           Carry-forward      Valuation     Net Tax
      Period Ending           benefit         Allowance     Benefit
-----------------------------------------------------------------------

   September 30, 2014          $ 8,400        (8,400)            -
    December 31, 2013            $ -             -               -


NOTE 7 - SUBSEQUENT EVENTS:

The Company has evaluated it activities subsequent to September 30, 2014 and through the issuance of the financial statements and found no other reportable subsequent events.

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

PLAN OF OPERATIONS

We had no operations prior to 2011 and we did not have any revenues during the years ended December 31, 2013 and 2012. We did not recognize any revenues or income during the nine months ended September 30, 2014. We have minimal capital, moderate cash and only our intangible assets which consist of our business plan, relationships and contacts. We are illiquid and need cash infusions from investors or shareholders to provide capital, or loans from any sources, none of which have been arranged nor assured.

Our plan of operations for the next 12 months is focused on identifying and securing capital to be used to begin the permitting processes for drilling on the acreage identified in our farmout. In addition, the Company has been preparing for submission its application for trading with FINRA.

Our expected Budget for operations in next year is as follows:

                                                              Maximum
Geological evaluation of lease expenses and
   acquire leases                                            $25,000
General and administrative expenses                          $25,000
Working Capital for costs of assessment,
   drilling permits, syndication and consultants             $75,000
                                                         --------------
                                                            $125,000

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

                                   FUELS, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Nine Months Ended September 30, 2014 and 2013
                                   (Unaudited)

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

During the three months ended September 30, 2014 and 2013, we did not have revenues to our lack of operations, as explained above. We don't anticipate recognizing revenues from our activities in the near future.

During the three months ended September 30, 2014 and 2013, we recognized a net loss of $0.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, we did not have revenues to our lack of operations, as explained above. We don't anticipate recognizing revenues from our activities in the near future.

During the nine months ended September 30, 2014 we recognized a net loss of $8,400 compared to $0 for the nine months ended September 30, 2014. The increase was wholly a result of the performance of our 2013 audit.

LIQUIDITY

September 30, 2014

We had no cash or other liquid assets at September 30, 2014. Our only asset at September 30, 2014, was our working interest in the oil and gas lease in Natrona County, Wyoming. We will be reliant upon shareholder loans or private placements of our equity to fund any kind operations. We have not secured any sources of loans or private placements at this time. Due to this the Company did not have any cash flows during the nine months ended September 30, 2014 and 2013.

In February 2013, we issued 2,500,000 shares of its restricted common stock to an unrelated third party in exchange as part of an Assignment on an oil and gas lease located in Natrona County, Wyoming. The shares were valued at $2,500 at the time of the transaction ($0.001 per share). The Assignment provides for us to retain 82.5% of the working interest.

During the nine months ended September 30, 2014, a stockholder of the Company paid $8,400 on behalf of the Company to pay for its audit. Such funds have been treated as a capital contribution with additional paid in capital being credited accordingly.

Short Term

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

As required by SEC Rule 15d-15(b), our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation and the evaluation conducted at September 30, 2014, our management has concluded that our disclosure controls and procedures are not effective in timely alerting management them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management, consisting of Mr. Smith, our Chief Executive Officer and Mr. Butler, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. Based on this assessment, management believes that as of September 30, 2014, our internal control over financial reporting is effective based on those criteria.

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





                                                       FUELS, INC.
                                      ------------------------------------------

Dated: November 18, 2014
                                 By:  /s/ Roy C. Smith
                                      ------------------------------------------
                                      Roy C. Smith, President and Chief
                                      Executive Officer (Principal Executive
                                      Officer)


                                 By:  /s/ Michael R. Butler
                                      ------------------------------------------
                                      Michael R. Butler, Treasurer (Principal
                                      Accounting Officer), Secretary and
                                      Director